Form 10-K
period 2018-12-31
Benchmark 2018-B4 Mortgage Trust
filed 2019-03-20
CIK 1740849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206705-14

Central Index Key Number of the issuing entity: 0001740849

Benchmark 2018-B4 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4083222 38-4083223 38-7206184 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The 181 Fremont Street Mortgage Loan, the 636 11th Avenue Mortgage Loan, the Meridian Corporate Center Mortgage Loan, the Westbrook Corporate Center Mortgage Loan, the Sheraton Music City Mortgage Loan and the JAGR Hotel Portfolio Mortgage Loan, which constituted approximately 6.9%, 4.3%, 3.9%, 3.4%, 3.4% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 181 Fremont Street Mortgage Loan which is an asset of the issuing entity and five other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 636 11th Avenue Mortgage Loan which is an asset of the issuing entity and four other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Meridian Corporate Center Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Westbrook Corporate Center Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (e) with respect to the Sheraton Music City Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (f) with respect to the JAGR Hotel Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 181 Fremont Street Mortgage Loan, the 636 11th Avenue Mortgage Loan, the Meridian Corporate Center Mortgage Loan, the Westbrook Corporate Center Mortgage Loan, the Sheraton Music City Mortgage Loan and the JAGR Hotel Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Marina Heights State Farm Mortgage Loan, which constituted approximately 5.2% of the asset pool of the issuing entity as of its cut-off date.  The Marina Heights State Farm Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Marina Heights State Farm Mortgage Loan and seven other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the GS Mortgage Securities Corporation Trust 2017-FARM transaction (the “GSMS 2017-FARM Transaction”). This loan combination, including the Marina Heights State Farm Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the GSMS 2017-FARM Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the trust and servicing agreement for the GSMS 2017-FARM Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the GSMS 2017-FARM Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the EOS 21 Mortgage Loan, which constituted approximately 2.6% of the asset pool of the issuing entity as of its cut-off date.  The EOS 21 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the EOS 21 Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Benchmark 2018-B2 Mortgage Trust transaction, Commission File Number 333-206361-13 (the “Benchmark 2018-B2 Transaction”). This loan combination, including the EOS 21 Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the pooling and servicing agreement for the Benchmark 2018-B2 Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the Benchmark 2018-B2 Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan, which constituted approximately 2.7%, 1.6% and 1.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Embassy Suites Glendale Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Atlantic Times Square Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Steelyard Commons Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the JPMDB Commercial Mortgage Securities Trust 2018-C8 transaction, Commission File Number 333-206361-14 (the “JPMDB 2018-C8 Transaction”). These loan combinations, including the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMDB 2018-C8 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMDB 2018-C8 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMDB 2018-C8 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Gateway Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The Gateway Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Gateway Mortgage Loan and eight other pari passu loans and six subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2018-HOME Mortgage Trust transaction (the “COMM 2018-HOME Transaction”). This loan combination, including The Gateway Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2018-HOME Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2018-HOME Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2018-HOME Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 65 Bay Street Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The 65 Bay Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 65 Bay Street Mortgage Loan and three other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2018-C5 transaction, Commission File Number 333-207132-18 (the “CGCMT 2018-C5 Transaction”). This loan combination, including the 65 Bay Street Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2018-C5 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the CGCMT 2018-C5 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2018-C5 Transaction.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Aventura Mall Mortgage Loan, which constituted approximately 9.9% of the asset pool of the issuing entity as of its cut-off date.  The Aventura Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Aventura Mall Mortgage Loan and twenty-two other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Aventura Mall Trust 2018-AVM transaction (the “Aventura Mall Trust 2018-AVM Transaction”). This loan combination, including the Aventura Mall Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Aon Center Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The Aon Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Aon Center Mortgage Loan and three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2018-AON transaction (the “JPMCC 2018-AON Transaction”). This loan combination, including the Aon Center Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2018-AON Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the trust and servicing agreement for the JPMCC 2018-AON Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the JPMCC 2018-AON Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and certificate administrator of the Aventura Mall Mortgage Loan, The Gateway Mortgage Loan, the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan and the certificate administrator of the Marina Heights State Farm Mortgage Loan, the Aon Center Mortgage Loan and the EOS 21 Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Aventura Mall Mortgage Loan, The Gateway Mortgage Loan, the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan and the trustee and custodian of the Marina Heights State Farm Mortgage Loan, the Aon Center Mortgage Loan and the EOS 21 Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

CWCapital Asset Management LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Aventura Mall Mortgage Loan and the EOS 21 Mortgage Loan. As a result, CWCapital Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by CWCapital Asset Management LLC in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Aventura Mall Mortgage Loan, the Aon Center Mortgage Loan and The Gateway Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer of the Marina Heights State Farm Mortgage Loan, the Aon Center Mortgage Loan and the EOS 21 Mortgage Loan and the special servicer of the 65 Bay Street Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

AEGON USA Realty Advisors, LLC is the special servicer of the Marina Heights State Farm Mortgage Loan, the Aon Center Mortgage Loan and The Gateway Mortgage Loan. As a result, AEGON USA Realty Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by AEGON USA Realty Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the Marina Heights State Farm Mortgage Loan, the 65 Bay Street Mortgage Loan, the Embassy Suites Glendale Mortgage Loan, the EOS 21 Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the Atlantic Times Square Mortgage Loan, the Steelyard Commons Mortgage Loan and the Embassy Suites Glendale Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for LNR Partners, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because LNR Partners, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of LNR Partners, LLC because LNR Partners, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Citibank, N.A.  is an affiliate of Citigroup Global Markets Realty Corp., one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for 65 Bay Street Mortgage Loan pursuant to Item 1123.  Because Citibank, N.A. is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Citibank, N.A. under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan, the Steelyard Commons Mortgage Loan, The Gateway Mortgage Loan, the 65 Bay Street Mortgage Loan and the Aventura Mall Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the JPMDB 2018-C8 Transaction, the pooling and servicing agreement for the COMM 2018-HOME Transaction, the pooling and servicing agreement for the CGCMT 2018-C5 Transaction and the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan, the Steelyard Commons Mortgage Loan, The Gateway Mortgage Loan, the 65 Bay Street Mortgage Loan and the Aventura Mall Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan, the Steelyard Commons Mortgage Loan, The Gateway Mortgage Loan and the Aventura Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by the certificate administrator of the 65 Bay Street Mortgage Loan to perform certain custodial services. These services are included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the 65 Bay Street Mortgage Loan, the Steelyard Commons Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Embassy Suites Glendale Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the 65 Bay Street Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the 65 Bay Street Mortgage Loan and LNR Partners, LLC as special servicer of the Embassy Suites Glendale Mortgage Loan, the Steelyard Commons Mortgage Loan and the Atlantic Times Square Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Citibank, N.A., as certificate administrator and custodian, and Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian:

In the ordinary course of business, Citibank, N.A. (“Citibank”) is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018.  Plaintiffs’ filed their reply on November 16, 2018.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims.  The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim.  Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants jointly filed a motion to dismiss the amended complaint on March 13, 2018.  On April 18, 2018, plaintiff filed its opposition. Defendants filed their joint reply on May 3, 2018.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties under the related servicing agreement for this CMBS transaction.

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on July 13, 2018 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Marina Heights State Farm Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the GSMS 2017-FARM Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the GSMS 2017-FARM Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2017-FARM Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the EOS 21 Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2018-B2 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2018-B2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the JPMDB 2018-C8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMDB 2018-C8 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMDB 2018-C8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Gateway Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2018-HOME Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2018-HOME Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2018-HOME Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 65 Bay Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2018-C5 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2018-C5 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2018-C5 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Aventura Mall Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Aventura Mall Trust 2018-AVM Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Aon Center Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2018-AON Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the JPMCC 2018-AON Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2018-AON Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

1122(d)(2)(vii): “Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.”

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date.  In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did involve the servicing of assets included in this securitization as it relates to Schedule AL reporting.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

Report on Assessment of Compliance with Applicable Servicing Criteria Not Included

For the reasons discussed in the Explanatory Notes above, Midland is not a party performing activities that address servicing criteria relating to 5% or more of the assets of the issuing entity.  Therefore, the report of assessment of compliance with applicable servicing criteria for Midland has not been included as an exhibit to this Annual Report on Form 10-K.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of July 1, 2018, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer,  (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on August 20, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of December 29, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, KeyBank National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Custodian and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of February 1, 2018, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of June 1, 2018, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of June 1, 2018, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of June 1, 2018, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.7           Trust and Servicing Agreement, dated as of June 29, 2018, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.8           Trust and Servicing Agreement, dated as of June 29, 2018, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of May 7, 2018, between, Deutsche Bank AG, New York Branch, as Note A-1 Holder, Wells Fargo Bank, National Association, as Note A-2 Holder, Wells Fargo Bank, National Association, as Note A-3 Holder, Deutsche Bank AG, New York Branch, as Note A-4 Holder, Deutsche Bank AG, New York Branch, as Note A-5 Holder, Barclays Bank PLC, as Note A-6-1 Holder, and Barclays Bank PLC, as Note A-6-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of June 21, 2018, between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, Citi Real Estate Funding, Inc., as Initial Note A-4 Holder, and Citi Real Estate Funding, Inc., as Initial Note A-5 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of June 15, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of July 13, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of July 1, 2018, by and between Citi Real Estate Funding, Inc., as Initial Note A-1 Holder, Citi Real Estate Funding, Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding, Inc., as Initial Note A-3 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of July 13, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of June 7, 2018, by and among JPMorgan Chase Bank, National Association, Deutsche Bank, AG, New York Branch, Wells Fargo Bank, National Association and Morgan Stanley Bank, N.A (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of December 29, 2017 by and among Goldman Sachs Mortgage Company, as Initial Note A-1-S Holder, Initial Note A-1-C1 Holder and Initial Note A-1-C2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-C1 Holder, Initial Note A-2-C2 Holder, Initial Note A-2-C3 Holder, Initial Note A-2-C4 Holder and Initial Note A-2-C5 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.17         Agreement Between Noteholders, dated as of March 23, 2018, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1-A Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-1-B Holder, and Bank of America, N.A., as Initial Note A-2-A Holder, and Bank of America, N.A., as Initial Note A-2-B Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1-A Holder, and Deutsche Bank AG, New York Branch, as Initial Note B-1-B Holder, and Bank of America, N.A., as Initial Note B-2-A Holder, and Bank of America, N.A., as Initial Note B-2-B Holder, and Deutsche Bank AG, New York Branch, as Initial Note C-1 Holder, and Bank of America, N.A., as Initial Note C-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of June 8, 2018, by and between, JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-4 Holder, and JPMorgan Chase Bank, National Association, as Initial Note B Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.19         Agreement Between Noteholders, dated as of March 19, 2018, by and between Citi Real Estate Funding Inc., as Initial Note A1-A Holder, Initial Note A1-B Holder, Initial Note A1-C Holder, Initial Note A1-D Holder, Initial Note A1-E Holder and Initial Note A1-F Holder, and Citi Real Estate Funding, Inc., as Initial Note A2 Holder, and IGIS US Private Real Estate Investment Trust No. 169, a Korean Company, as Initial Note B Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of June 15, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of May 22, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of June 15, 2018, by and between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.23         Co-Lender Agreement, dated as of February 27, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         CWCapital Asset Management LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 33.1)

33.10       CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Certificate Administrator of the 181 Fremont Street Mortgage Loan (see Exhibit 33.4)

33.13       Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 33.8)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 33.1)

33.18       CWCapital Asset Management LLC, as Special Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the 636 11th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Certificate Administrator of the 636 11th Avenue Mortgage Loan (see Exhibit 33.4)

33.21       Wells Fargo Bank, National Association, as Custodian of the 636 11th Avenue Mortgage Loan (see Exhibit 33.5)

33.22       Park Bridge Lender Services LLC, as Operating Advisor of the 636 11th Avenue Mortgage Loan (see Exhibit 33.6)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 636 11th Avenue Mortgage Loan (see Exhibit 33.7)

33.24       National Tax Search, LLC, as Servicing Function Participant of the 636 11th Avenue Mortgage Loan (see Exhibit 33.8)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.1)

33.26       CWCapital Asset Management LLC, as Special Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.2)

33.27       Wilmington Trust, National Association, as Trustee of the Meridian Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Custodian of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.5)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.6)

33.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.7)

33.32       National Tax Search, LLC, as Servicing Function Participant of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.8)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 33.1)

33.34       CWCapital Asset Management LLC, as Special Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 33.2)

33.35       Wilmington Trust, National Association, as Trustee of the Sheraton Music City Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Sheraton Music City Mortgage Loan (see Exhibit 33.4)

33.37       Wells Fargo Bank, National Association, as Custodian of the Sheraton Music City Mortgage Loan (see Exhibit 33.5)

33.38       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Music City Mortgage Loan (see Exhibit 33.6)

33.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sheraton Music City Mortgage Loan (see Exhibit 33.7)

33.40       National Tax Search, LLC, as Servicing Function Participant of the Sheraton Music City Mortgage Loan (see Exhibit 33.8)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.1)

33.42       CWCapital Asset Management LLC, as Special Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.2)

33.43       Wilmington Trust, National Association, as Trustee of the Westbrook Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.4)

33.45       Wells Fargo Bank, National Association, as Custodian of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.5)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.6)

33.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.7)

33.48       National Tax Search, LLC, as Servicing Function Participant of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.8)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.50       CWCapital Asset Management LLC, as Special Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.2)

33.51       Wilmington Trust, National Association, as Trustee of the JAGR Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Certificate Administrator of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.53       Wells Fargo Bank, National Association, as Custodian of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.56       National Tax Search, LLC, as Servicing Function Participant of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.57       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

33.58       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan

33.59       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.4)

33.60       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.5)

33.61       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan

33.62       KeyBank National Association, as Primary Servicer of the EOS 21 Mortgage Loan (see Exhibit 33.57)

33.63       CWCapital Asset Management LLC, as Special Servicer of the EOS 21 Mortgage Loan (see Exhibit 33.2)

33.64       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the EOS 21 Mortgage Loan (see Exhibit 33.4)

33.65       Wells Fargo Bank, National Association, as Custodian of the EOS 21 Mortgage Loan (see Exhibit 33.5)

33.66       Pentalpha Surveillance LLC, as Operating Advisor of the EOS 21 Mortgage Loan (see Exhibit 33.61)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of the Embassy Suites Glendale Mortgage Loan (see Exhibit 33.1)

33.68       LNR Partners, LLC, as Special Servicer of the Embassy Suites Glendale Mortgage Loan

33.69       Wilmington Trust, National Association, as Trustee of the Embassy Suites Glendale Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Certificate Administrator of the Embassy Suites Glendale Mortgage Loan (see Exhibit 33.4)

33.71       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Glendale Mortgage Loan (see Exhibit 33.5)

33.72       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Glendale Mortgage Loan (see Exhibit 33.61)

33.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Embassy Suites Glendale Mortgage Loan (see Exhibit 33.7)

33.74       National Tax Search, LLC, as Servicing Function Participant of the Embassy Suites Glendale Mortgage Loan (see Exhibit 33.8)

33.75       Wells Fargo Bank, National Association, as Primary Servicer of the Atlantic Times Square Mortgage Loan (see Exhibit 33.1)

33.76       LNR Partners, LLC, as Special Servicer of the Atlantic Times Square Mortgage Loan (see Exhibit 33.68)

33.77       Wilmington Trust, National Association, as Trustee of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Certificate Administrator of the Atlantic Times Square Mortgage Loan (see Exhibit 33.4)

33.79       Wells Fargo Bank, National Association, as Custodian of the Atlantic Times Square Mortgage Loan (see Exhibit 33.5)

33.80       Pentalpha Surveillance LLC, as Operating Advisor of the Atlantic Times Square Mortgage Loan (see Exhibit 33.61)

33.81       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atlantic Times Square Mortgage Loan (see Exhibit 33.7)

33.82       National Tax Search, LLC, as Servicing Function Participant of the Atlantic Times Square Mortgage Loan (see Exhibit 33.8)

33.83       Wells Fargo Bank, National Association, as Primary Servicer of the Steelyard Commons Mortgage Loan (see Exhibit 33.1)

33.84       LNR Partners, LLC, as Special Servicer of the Steelyard Commons Mortgage Loan (see Exhibit 33.68)

33.85       Wilmington Trust, National Association, as Trustee of the Steelyard Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Wells Fargo Bank, National Association, as Certificate Administrator of the Steelyard Commons Mortgage Loan (see Exhibit 33.4)

33.87       Wells Fargo Bank, National Association, as Custodian of the Steelyard Commons Mortgage Loan (see Exhibit 33.5)

33.88       Pentalpha Surveillance LLC, as Operating Advisor of the Steelyard Commons Mortgage Loan (see Exhibit 33.61)

33.89       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Steelyard Commons Mortgage Loan (see Exhibit 33.7)

33.90       National Tax Search, LLC, as Servicing Function Participant of the Steelyard Commons Mortgage Loan (see Exhibit 33.8)

33.91       Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan (see Exhibit 33.1)

33.92       AEGON USA Realty Advisors, LLC, as Special Servicer of The Gateway Mortgage Loan (see Exhibit 33.58)

33.93       Wilmington Trust, National Association, as Trustee of The Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

33.94       Wells Fargo Bank, National Association, as Certificate Administrator of The Gateway Mortgage Loan (see Exhibit 33.4)

33.95       Wells Fargo Bank, National Association, as Custodian of The Gateway Mortgage Loan (see Exhibit 33.5)

33.96       Park Bridge Lender Services LLC, as Operating Advisor of The Gateway Mortgage Loan (see Exhibit 33.6)

33.97       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 33.7)

33.98       National Tax Search, LLC, as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 33.8)

33.99       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.100     KeyBank National Association, as Special Servicer of the 65 Bay Street Mortgage Loan (see Exhibit 33.57)

33.101     Wilmington Trust, National Association, as Trustee of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.102     Citibank, N.A., as Certificate Administrator and Custodian of the 65 Bay Street Mortgage Loan

33.103     Pentalpha Surveillance LLC, as Operating Advisor of the 65 Bay Street Mortgage Loan (see Exhibit 33.61)

33.104     U.S. Bank, National Association, as Servicing Function Participant of the 65 Bay Street Mortgage Loan

33.105     KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 33.57)

33.106     AEGON USA Realty Advisors, LLC, as Special Servicer of the Aon Center Mortgage Loan (see Exhibit 33.58)

33.107     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Aon Center Mortgage Loan (see Exhibit 33.4)

33.108     Wells Fargo Bank, National Association, as Custodian of the Aon Center Mortgage Loan (see Exhibit 33.5)

33.109     Park Bridge Lender Services LLC, as Operating Advisor of the Aon Center Mortgage Loan (see Exhibit 33.6)

33.110     Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 33.1)

33.111     CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (see Exhibit 33.2)

33.112     Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.113     Wells Fargo Bank, National Association, as Certificate Administrator of the Aventura Mall Mortgage Loan (see Exhibit 33.4)

33.114     Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 33.5)

33.115     Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 33.6)

33.116     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.7)

33.117     National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         CWCapital Asset Management LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 34.1)

34.10       CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Certificate Administrator of the 181 Fremont Street Mortgage Loan (see Exhibit 34.4)

34.13       Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 34.8)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 34.1)

34.18       CWCapital Asset Management LLC, as Special Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the 636 11th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Certificate Administrator of the 636 11th Avenue Mortgage Loan (see Exhibit 34.4)

34.21       Wells Fargo Bank, National Association, as Custodian of the 636 11th Avenue Mortgage Loan (see Exhibit 34.5)

34.22       Park Bridge Lender Services LLC, as Operating Advisor of the 636 11th Avenue Mortgage Loan (see Exhibit 34.6)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 636 11th Avenue Mortgage Loan (see Exhibit 34.7)

34.24       National Tax Search, LLC, as Servicing Function Participant of the 636 11th Avenue Mortgage Loan (see Exhibit 34.8)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.1)

34.26       CWCapital Asset Management LLC, as Special Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.2)

34.27       Wilmington Trust, National Association, as Trustee of the Meridian Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Custodian of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.5)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.6)

34.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.7)

34.32       National Tax Search, LLC, as Servicing Function Participant of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.8)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 34.1)

34.34       CWCapital Asset Management LLC, as Special Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 34.2)

34.35       Wilmington Trust, National Association, as Trustee of the Sheraton Music City Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Sheraton Music City Mortgage Loan (see Exhibit 34.4)

34.37       Wells Fargo Bank, National Association, as Custodian of the Sheraton Music City Mortgage Loan (see Exhibit 34.5)

34.38       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Music City Mortgage Loan (see Exhibit 34.6)

34.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sheraton Music City Mortgage Loan (see Exhibit 34.7)

34.40       National Tax Search, LLC, as Servicing Function Participant of the Sheraton Music City Mortgage Loan (see Exhibit 34.8)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.1)

34.42       CWCapital Asset Management LLC, as Special Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.2)

34.43       Wilmington Trust, National Association, as Trustee of the Westbrook Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.4)

34.45       Wells Fargo Bank, National Association, as Custodian of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.5)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.6)

34.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.7)

34.48       National Tax Search, LLC, as Servicing Function Participant of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.8)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.50       CWCapital Asset Management LLC, as Special Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.2)

34.51       Wilmington Trust, National Association, as Trustee of the JAGR Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Certificate Administrator of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.53       Wells Fargo Bank, National Association, as Custodian of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.56       National Tax Search, LLC, as Servicing Function Participant of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.57       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

34.58       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan

34.59       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.4)

34.60       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.5)

34.61       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan

34.62       KeyBank National Association, as Primary Servicer of the EOS 21 Mortgage Loan (see Exhibit 34.57)

34.63       CWCapital Asset Management LLC, as Special Servicer of the EOS 21 Mortgage Loan (see Exhibit 34.2)

34.64       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the EOS 21 Mortgage Loan (see Exhibit 34.4)

34.65       Wells Fargo Bank, National Association, as Custodian of the EOS 21 Mortgage Loan (see Exhibit 34.5)

34.66       Pentalpha Surveillance LLC, as Operating Advisor of the EOS 21 Mortgage Loan (see Exhibit 34.61)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of the Embassy Suites Glendale Mortgage Loan (see Exhibit 34.1)

34.68       LNR Partners, LLC, as Special Servicer of the Embassy Suites Glendale Mortgage Loan

34.69       Wilmington Trust, National Association, as Trustee of the Embassy Suites Glendale Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Certificate Administrator of the Embassy Suites Glendale Mortgage Loan (see Exhibit 34.4)

34.71       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Glendale Mortgage Loan (see Exhibit 34.5)

34.72       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Glendale Mortgage Loan (see Exhibit 34.61)

34.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Embassy Suites Glendale Mortgage Loan (see Exhibit 34.7)

34.74       National Tax Search, LLC, as Servicing Function Participant of the Embassy Suites Glendale Mortgage Loan (see Exhibit 34.8)

34.75       Wells Fargo Bank, National Association, as Primary Servicer of the Atlantic Times Square Mortgage Loan (see Exhibit 34.1)

34.76       LNR Partners, LLC, as Special Servicer of the Atlantic Times Square Mortgage Loan (see Exhibit 34.68)

34.77       Wilmington Trust, National Association, as Trustee of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Certificate Administrator of the Atlantic Times Square Mortgage Loan (see Exhibit 34.4)

34.79       Wells Fargo Bank, National Association, as Custodian of the Atlantic Times Square Mortgage Loan (see Exhibit 34.5)

34.80       Pentalpha Surveillance LLC, as Operating Advisor of the Atlantic Times Square Mortgage Loan (see Exhibit 34.61)

34.81       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atlantic Times Square Mortgage Loan (see Exhibit 34.7)

34.82       National Tax Search, LLC, as Servicing Function Participant of the Atlantic Times Square Mortgage Loan (see Exhibit 34.8)

34.83       Wells Fargo Bank, National Association, as Primary Servicer of the Steelyard Commons Mortgage Loan (see Exhibit 34.1)

34.84       LNR Partners, LLC, as Special Servicer of the Steelyard Commons Mortgage Loan (see Exhibit 34.68)

34.85       Wilmington Trust, National Association, as Trustee of the Steelyard Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Wells Fargo Bank, National Association, as Certificate Administrator of the Steelyard Commons Mortgage Loan (see Exhibit 34.4)

34.87       Wells Fargo Bank, National Association, as Custodian of the Steelyard Commons Mortgage Loan (see Exhibit 34.5)

34.88       Pentalpha Surveillance LLC, as Operating Advisor of the Steelyard Commons Mortgage Loan (see Exhibit 34.61)

34.89       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Steelyard Commons Mortgage Loan (see Exhibit 34.7)

34.90       National Tax Search, LLC, as Servicing Function Participant of the Steelyard Commons Mortgage Loan (see Exhibit 34.8)

34.91       Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan (see Exhibit 34.1)

34.92       AEGON USA Realty Advisors, LLC, as Special Servicer of The Gateway Mortgage Loan (see Exhibit 34.58)

34.93       Wilmington Trust, National Association, as Trustee of The Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

34.94       Wells Fargo Bank, National Association, as Certificate Administrator of The Gateway Mortgage Loan (see Exhibit 34.4)

34.95       Wells Fargo Bank, National Association, as Custodian of The Gateway Mortgage Loan (see Exhibit 34.5)

34.96       Park Bridge Lender Services LLC, as Operating Advisor of The Gateway Mortgage Loan (see Exhibit 34.6)

34.97       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 34.7)

34.98       National Tax Search, LLC, as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 34.8)

34.99       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.100     KeyBank National Association, as Special Servicer of the 65 Bay Street Mortgage Loan (see Exhibit 34.57)

34.101     Wilmington Trust, National Association, as Trustee of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.102     Citibank, N.A., as Certificate Administrator and Custodian of the 65 Bay Street Mortgage Loan

34.103     Pentalpha Surveillance LLC, as Operating Advisor of the 65 Bay Street Mortgage Loan (see Exhibit 34.61)

34.104     U.S. Bank, National Association, as Servicing Function Participant of the 65 Bay Street Mortgage Loan

34.105     KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 34.57)

34.106     AEGON USA Realty Advisors, LLC, as Special Servicer of the Aon Center Mortgage Loan (see Exhibit 34.58)

34.107     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Aon Center Mortgage Loan (see Exhibit 34.4)

34.108     Wells Fargo Bank, National Association, as Custodian of the Aon Center Mortgage Loan (see Exhibit 34.5)

34.109     Park Bridge Lender Services LLC, as Operating Advisor of the Aon Center Mortgage Loan (see Exhibit 34.6)

34.110     Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 34.1)

34.111     CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (see Exhibit 34.2)

34.112     Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.113     Wells Fargo Bank, National Association, as Certificate Administrator of the Aventura Mall Mortgage Loan (see Exhibit 34.4)

34.114     Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 34.5)

34.115     Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 34.6)

34.116     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.7)

34.117     National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         CWCapital Asset Management LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 35.1)

35.5         CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the 181 Fremont Street Mortgage Loan (see Exhibit 35.3)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 35.1)

35.8         CWCapital Asset Management LLC, as Special Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the 636 11th Avenue Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 35.1)

35.11       CWCapital Asset Management LLC, as Special Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Meridian Corporate Center Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 35.1)

35.14       CWCapital Asset Management LLC, as Special Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Sheraton Music City Mortgage Loan (see Exhibit 35.3)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 35.1)

35.17       CWCapital Asset Management LLC, as Special Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Westbrook Corporate Center Mortgage Loan (see Exhibit 35.3)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.20       CWCapital Asset Management LLC, as Special Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.22       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

35.23       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Marina Heights State Farm Mortgage Loan (see Exhibit 35.3)

35.25       KeyBank National Association, as Primary Servicer of the EOS 21 Mortgage Loan (see Exhibit 35.22)

35.26       CWCapital Asset Management LLC, as Special Servicer of the EOS 21 Mortgage Loan

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the EOS 21 Mortgage Loan (see Exhibit 35.3)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Embassy Suites Glendale Mortgage Loan

35.29       LNR Partners, LLC, as Special Servicer of the Embassy Suites Glendale Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Embassy Suites Glendale Mortgage Loan (see Exhibit 35.3)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the Atlantic Times Square Mortgage Loan (see Exhibit 35.28)

35.32       LNR Partners, LLC, as Special Servicer of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Wells Fargo Bank, National Association, as Certificate Administrator of the Atlantic Times Square Mortgage Loan (see Exhibit 35.3)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the Steelyard Commons Mortgage Loan (see Exhibit 35.28)

35.35       LNR Partners, LLC, as Special Servicer of the Steelyard Commons Mortgage Loan (Omitted. See Explanatory Notes.)

35.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Steelyard Commons Mortgage Loan (see Exhibit 35.3)

35.37       Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan

35.38       AEGON USA Realty Advisors, LLC, as Special Servicer of The Gateway Mortgage Loan (see Exhibit 35.23)

35.39       Wells Fargo Bank, National Association, as Certificate Administrator of The Gateway Mortgage Loan (see Exhibit 35.3)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.41       KeyBank National Association, as Special Servicer of the 65 Bay Street Mortgage Loan (see Exhibit 35.22)

35.42       Citibank, N.A., as Certificate Administrator of the 65 Bay Street Mortgage Loan

35.43       KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 35.22)

35.44       AEGON USA Realty Advisors, LLC, as Special Servicer of the Aon Center Mortgage Loan (see Exhibit 35.23)

35.45       Wells Fargo Bank, National Association, as Certificate Administrator of the Aon Center Mortgage Loan (see Exhibit 35.3)

35.46       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan

35.47       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan

35.48       Wells Fargo Bank, National Association, as Certificate Administrator of the Aventura Mall Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of June 28, 2018, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of June 28, 2018, between Deutsche Mortgage & Asset Receiving Corporation and JPMorgan Chase Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of June 28, 2018, between Deutsche Mortgage & Asset Receiving Corporation and Citi Real Estate Funding Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 20, 2019

/s/ Natalie Grainger

Natalie Grainger, Director

(senior officer in charge of securitization of the depositor)

Date: March 20, 2019