Form 10-K
period 2019-12-31
Benchmark 2018-B4 Mortgage Trust
filed 2020-03-19
CIK 1740849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the EOS 21 Mortgage Loan, which constituted approximately 2.6% of the asset pool of the issuing entity as of its cut-off date.  The EOS 21 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the EOS 21 Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. The other pari passu portion of the loan combination was securitized in the Benchmark 2018-B2 Mortgage Trust transaction, Commission File Number 333-206361-13 (the “Benchmark 2018-B2 Transaction”). This loan combination, including the EOS 21 Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Aventura Mall Mortgage Loan, The Gateway Mortgage Loan, the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Aventura Mall Mortgage Loan, The Gateway Mortgage Loan, the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan, the Steelyard Commons Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the Aon Center Mortgage Loan and the EOS 21 Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Citibank, N.A. is an affiliate of Citi Real Estate Funding Inc., one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Citibank, N.A. pursuant to Item 1123.  Because Citibank, N.A. is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Citibank, N.A. under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

Wells Fargo Bank, National Association acts as trustee of the Marina Heights State Farm Mortgage Loan, the EOS 21 Mortgage Loan and the Aon Center Mortgage Loan.  Pursuant to the trust and servicing agreement for the GSMS 2017-FARM Transaction, the pooling and servicing agreement for the Benchmark 2018-B2 Transaction and the trust and servicing agreement for the JPMCC 2018-AON Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Marina Heights State Farm Mortgage Loan, the EOS 21 Mortgage Loan and the Aon Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by Citibank, N.A., the custodian of the 65 Bay Street Mortgage Loan to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Marina Heights State Farm Mortgage Loan, the EOS 21 Mortgage Loan, the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan, the Steelyard Commons Mortgage Loan, The Gateway Mortgage Loan, the Aventura Mall Mortgage Loan, the Aon Center Mortgage Loan and the 65 Bay Street Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 65 Bay Street Mortgage Loan, the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the 65 Bay Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the 65 Bay Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian, and Citibank, N.A., as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018.  Plaintiffs’ filed their reply on November 16, 2018.  On June 7, 2019, the Second Circuit dismissed plaintiffs’ appeal following the parties’ filing of a stipulation withdrawing the case with prejudice pursuant to Federal Rule of Appellate Procedure 42.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims.  The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim.  Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.  On June 7, 2019, plaintiffs filed a motion for discontinuance of the action and dismissal of plaintiffs’ claims with prejudice.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants’ jointly filed a motion to dismiss the amended complaint and that joint motion was fully briefed as of May 3, 2018.  On March 20, 2019, the Court granted Defendants’ joint motion to dismiss the amended complaint. The FDIC's deadline to file a notice of appeal was April 22, 2019. The FDIC has not appealed.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Gateway Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the COMM 2018-HOME Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2018-HOME Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2018-HOME Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of July 1, 2018, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on August 20, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

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

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 33.1)

33.10       CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (see Exhibit 33.5)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (see Exhibit 33.6)

33.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 33.7)

33.15       National Tax Search, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 33.8)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 33.1)

33.17       CWCapital Asset Management LLC, as Special Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 33.2)

33.18       Wilmington Trust, National Association, as Trustee of the 636 11th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the 636 11th Avenue Mortgage Loan (see Exhibit 33.5)

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the 636 11th Avenue Mortgage Loan (see Exhibit 33.6)

33.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 636 11th Avenue Mortgage Loan (see Exhibit 33.7)

33.22       National Tax Search, LLC, as Servicing Function Participant of the 636 11th Avenue Mortgage Loan (see Exhibit 33.8)

33.23       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.1)

33.24       CWCapital Asset Management LLC, as Special Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.2)

33.25       Wilmington Trust, National Association, as Trustee of the Meridian Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.5)

33.27       Park Bridge Lender Services LLC, as Operating Advisor of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.7)

33.29       National Tax Search, LLC, as Servicing Function Participant of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.8)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 33.1)

33.31       CWCapital Asset Management LLC, as Special Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 33.2)

33.32       Wilmington Trust, National Association, as Trustee of the Sheraton Music City Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the Sheraton Music City Mortgage Loan (see Exhibit 33.5)

33.34       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Music City Mortgage Loan (see Exhibit 33.6)

33.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sheraton Music City Mortgage Loan (see Exhibit 33.7)

33.36       National Tax Search, LLC, as Servicing Function Participant of the Sheraton Music City Mortgage Loan (see Exhibit 33.8)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.1)

33.38       CWCapital Asset Management LLC, as Special Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.2)

33.39       Wilmington Trust, National Association, as Trustee of the Westbrook Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.5)

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.6)

33.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.7)

33.43       National Tax Search, LLC, as Servicing Function Participant of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.8)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.45       CWCapital Asset Management LLC, as Special Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.2)

33.46       Wilmington Trust, National Association, as Trustee of the JAGR Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.50       National Tax Search, LLC, as Servicing Function Participant of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.51       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

33.52       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan

33.53       Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.5)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan

33.56       KeyBank National Association, as Primary Servicer of the EOS 21 Mortgage Loan (see Exhibit 33.51)

33.57       CWCapital Asset Management LLC, as Special Servicer of the EOS 21 Mortgage Loan (see Exhibit 33.2)

33.58       Wells Fargo Bank, National Association, as Trustee of the EOS 21 Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the EOS 21 Mortgage Loan (see Exhibit 33.5)

33.60       Pentalpha Surveillance LLC, as Operating Advisor of the EOS 21 Mortgage Loan (see Exhibit 33.55)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Embassy Suites Glendale Mortgage Loan (see Exhibit 33.1)

33.62       LNR Partners, LLC, as Special Servicer of the Embassy Suites Glendale Mortgage Loan

33.63       Wilmington Trust, National Association, as Trustee of the Embassy Suites Glendale Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Glendale Mortgage Loan (see Exhibit 33.5)

33.65       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Glendale Mortgage Loan (see Exhibit 33.55)

33.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Embassy Suites Glendale Mortgage Loan (see Exhibit 33.7)

33.67       National Tax Search, LLC, as Servicing Function Participant of the Embassy Suites Glendale Mortgage Loan (see Exhibit 33.8)

33.68       Wells Fargo Bank, National Association, as Primary Servicer of the Atlantic Times Square Mortgage Loan (see Exhibit 33.1)

33.69       LNR Partners, LLC, as Special Servicer of the Atlantic Times Square Mortgage Loan (see Exhibit 33.62)

33.70       Wilmington Trust, National Association, as Trustee of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Custodian of the Atlantic Times Square Mortgage Loan (see Exhibit 33.5)

33.72       Pentalpha Surveillance LLC, as Operating Advisor of the Atlantic Times Square Mortgage Loan (see Exhibit 33.55)

33.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atlantic Times Square Mortgage Loan (see Exhibit 33.7)

33.74       National Tax Search, LLC, as Servicing Function Participant of the Atlantic Times Square Mortgage Loan (see Exhibit 33.8)

33.75       Wells Fargo Bank, National Association, as Primary Servicer of the Steelyard Commons Mortgage Loan (see Exhibit 33.1)

33.76       LNR Partners, LLC, as Special Servicer of the Steelyard Commons Mortgage Loan (see Exhibit 33.62)

33.77       Wilmington Trust, National Association, as Trustee of the Steelyard Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Custodian of the Steelyard Commons Mortgage Loan (see Exhibit 33.5)

33.79       Pentalpha Surveillance LLC, as Operating Advisor of the Steelyard Commons Mortgage Loan (see Exhibit 33.55)

33.80       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Steelyard Commons Mortgage Loan (see Exhibit 33.7)

33.81       National Tax Search, LLC, as Servicing Function Participant of the Steelyard Commons Mortgage Loan (see Exhibit 33.8)

33.82       Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan (see Exhibit 33.1)

33.83       AEGON USA Realty Advisors, LLC, as Special Servicer of The Gateway Mortgage Loan (see Exhibit 33.52)

33.84       Wilmington Trust, National Association, as Trustee of The Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Wells Fargo Bank, National Association, as Custodian of The Gateway Mortgage Loan (see Exhibit 33.5)

33.86       Park Bridge Lender Services LLC, as Operating Advisor of The Gateway Mortgage Loan (see Exhibit 33.6)

33.87       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 33.7)

33.88       National Tax Search, LLC, as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 33.8)

33.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.90       KeyBank National Association, as Special Servicer of the 65 Bay Street Mortgage Loan (see Exhibit 33.51)

33.91       Wilmington Trust, National Association, as Trustee of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Citibank, N.A., as Custodian of the 65 Bay Street Mortgage Loan

33.93       Pentalpha Surveillance LLC, as Operating Advisor of the 65 Bay Street Mortgage Loan (see Exhibit 33.55)

33.94       U.S. Bank National Association, as Servicing Function Participant of the 65 Bay Street Mortgage Loan

33.95       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 33.1)

33.96       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (see Exhibit 33.2)

33.97       Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.98       Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 33.5)

33.99       Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 33.6)

33.100     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.7)

33.101     National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.8)

33.102     KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 33.51)

33.103     AEGON USA Realty Advisors, LLC, as Special Servicer of the Aon Center Mortgage Loan (see Exhibit 33.52)

33.104     Wells Fargo Bank, National Association, as Trustee of the Aon Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.105     Wells Fargo Bank, National Association, as Custodian of the Aon Center Mortgage Loan (see Exhibit 33.5)

33.106     Park Bridge Lender Services LLC, as Operating Advisor of the Aon Center Mortgage Loan (see Exhibit 33.6)

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

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 34.1)

34.10       CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (see Exhibit 34.5)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (see Exhibit 34.6)

34.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 34.7)

34.15       National Tax Search, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 34.8)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 34.1)

34.17       CWCapital Asset Management LLC, as Special Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 34.2)

34.18       Wilmington Trust, National Association, as Trustee of the 636 11th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the 636 11th Avenue Mortgage Loan (see Exhibit 34.5)

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the 636 11th Avenue Mortgage Loan (see Exhibit 34.6)

34.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 636 11th Avenue Mortgage Loan (see Exhibit 34.7)

34.22       National Tax Search, LLC, as Servicing Function Participant of the 636 11th Avenue Mortgage Loan (see Exhibit 34.8)

34.23       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.1)

34.24       CWCapital Asset Management LLC, as Special Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.2)

34.25       Wilmington Trust, National Association, as Trustee of the Meridian Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.5)

34.27       Park Bridge Lender Services LLC, as Operating Advisor of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.7)

34.29       National Tax Search, LLC, as Servicing Function Participant of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.8)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 34.1)

34.31       CWCapital Asset Management LLC, as Special Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 34.2)

34.32       Wilmington Trust, National Association, as Trustee of the Sheraton Music City Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the Sheraton Music City Mortgage Loan (see Exhibit 34.5)

34.34       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Music City Mortgage Loan (see Exhibit 34.6)

34.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sheraton Music City Mortgage Loan (see Exhibit 34.7)

34.36       National Tax Search, LLC, as Servicing Function Participant of the Sheraton Music City Mortgage Loan (see Exhibit 34.8)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.1)

34.38       CWCapital Asset Management LLC, as Special Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.2)

34.39       Wilmington Trust, National Association, as Trustee of the Westbrook Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.5)

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.6)

34.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.7)

34.43       National Tax Search, LLC, as Servicing Function Participant of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.8)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.45       CWCapital Asset Management LLC, as Special Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.2)

34.46       Wilmington Trust, National Association, as Trustee of the JAGR Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.50       National Tax Search, LLC, as Servicing Function Participant of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.51       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

34.52       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan

34.53       Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.5)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan

34.56       KeyBank National Association, as Primary Servicer of the EOS 21 Mortgage Loan (see Exhibit 34.51)

34.57       CWCapital Asset Management LLC, as Special Servicer of the EOS 21 Mortgage Loan (see Exhibit 34.2)

34.58       Wells Fargo Bank, National Association, as Trustee of the EOS 21 Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the EOS 21 Mortgage Loan (see Exhibit 34.5)

34.60       Pentalpha Surveillance LLC, as Operating Advisor of the EOS 21 Mortgage Loan (see Exhibit 34.55)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Embassy Suites Glendale Mortgage Loan (see Exhibit 34.1)

34.62       LNR Partners, LLC, as Special Servicer of the Embassy Suites Glendale Mortgage Loan

34.63       Wilmington Trust, National Association, as Trustee of the Embassy Suites Glendale Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Glendale Mortgage Loan (see Exhibit 34.5)

34.65       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Glendale Mortgage Loan (see Exhibit 34.55)

34.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Embassy Suites Glendale Mortgage Loan (see Exhibit 34.7)

34.67       National Tax Search, LLC, as Servicing Function Participant of the Embassy Suites Glendale Mortgage Loan (see Exhibit 34.8)

34.68       Wells Fargo Bank, National Association, as Primary Servicer of the Atlantic Times Square Mortgage Loan (see Exhibit 34.1)

34.69       LNR Partners, LLC, as Special Servicer of the Atlantic Times Square Mortgage Loan (see Exhibit 34.62)

34.70       Wilmington Trust, National Association, as Trustee of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Custodian of the Atlantic Times Square Mortgage Loan (see Exhibit 34.5)

34.72       Pentalpha Surveillance LLC, as Operating Advisor of the Atlantic Times Square Mortgage Loan (see Exhibit 34.55)

34.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atlantic Times Square Mortgage Loan (see Exhibit 34.7)

34.74       National Tax Search, LLC, as Servicing Function Participant of the Atlantic Times Square Mortgage Loan (see Exhibit 34.8)

34.75       Wells Fargo Bank, National Association, as Primary Servicer of the Steelyard Commons Mortgage Loan (see Exhibit 34.1)

34.76       LNR Partners, LLC, as Special Servicer of the Steelyard Commons Mortgage Loan (see Exhibit 34.62)

34.77       Wilmington Trust, National Association, as Trustee of the Steelyard Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Custodian of the Steelyard Commons Mortgage Loan (see Exhibit 34.5)

34.79       Pentalpha Surveillance LLC, as Operating Advisor of the Steelyard Commons Mortgage Loan (see Exhibit 34.55)

34.80       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Steelyard Commons Mortgage Loan (see Exhibit 34.7)

34.81       National Tax Search, LLC, as Servicing Function Participant of the Steelyard Commons Mortgage Loan (see Exhibit 34.8)

34.82       Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan (see Exhibit 34.1)

34.83       AEGON USA Realty Advisors, LLC, as Special Servicer of The Gateway Mortgage Loan (see Exhibit 34.52)

34.84       Wilmington Trust, National Association, as Trustee of The Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Wells Fargo Bank, National Association, as Custodian of The Gateway Mortgage Loan (see Exhibit 34.5)

34.86       Park Bridge Lender Services LLC, as Operating Advisor of The Gateway Mortgage Loan (see Exhibit 34.6)

34.87       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 34.7)

34.88       National Tax Search, LLC, as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 34.8)

34.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.90       KeyBank National Association, as Special Servicer of the 65 Bay Street Mortgage Loan (see Exhibit 34.51)

34.91       Wilmington Trust, National Association, as Trustee of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Citibank, N.A., as Custodian of the 65 Bay Street Mortgage Loan

34.93       Pentalpha Surveillance LLC, as Operating Advisor of the 65 Bay Street Mortgage Loan (see Exhibit 34.55)

34.94       U.S. Bank National Association, as Servicing Function Participant of the 65 Bay Street Mortgage Loan

34.95       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 34.1)

34.96       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (see Exhibit 34.2)

34.97       Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.98       Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 34.5)

34.99       Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 34.6)

34.100     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.7)

34.101     National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.8)

34.102     KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 34.51)

34.103     AEGON USA Realty Advisors, LLC, as Special Servicer of the Aon Center Mortgage Loan (see Exhibit 34.52)

34.104     Wells Fargo Bank, National Association, as Trustee of the Aon Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.105     Wells Fargo Bank, National Association, as Custodian of the Aon Center Mortgage Loan (see Exhibit 34.5)

34.106     Park Bridge Lender Services LLC, as Operating Advisor of the Aon Center Mortgage Loan (see Exhibit 34.6)

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

35.2         CWCapital Asset Management LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 35.1)

35.5         CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 35.1)

35.7         CWCapital Asset Management LLC, as Special Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 35.1)

35.9         CWCapital Asset Management LLC, as Special Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 35.1)

35.11       CWCapital Asset Management LLC, as Special Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 35.1)

35.13       CWCapital Asset Management LLC, as Special Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 35.2)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       CWCapital Asset Management LLC, as Special Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.16       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

35.17       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan

35.18       KeyBank National Association, as Primary Servicer of the EOS 21 Mortgage Loan (see Exhibit 35.16)

35.19       CWCapital Asset Management LLC, as Special Servicer of the EOS 21 Mortgage Loan (see Exhibit 35.2)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Embassy Suites Glendale Mortgage Loan (see Exhibit 35.1)

35.21       LNR Partners, LLC, as Special Servicer of the Embassy Suites Glendale Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Atlantic Times Square Mortgage Loan (see Exhibit 35.1)

35.23       LNR Partners, LLC, as Special Servicer of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Steelyard Commons Mortgage Loan (see Exhibit 35.1)

35.25       LNR Partners, LLC, as Special Servicer of the Steelyard Commons Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan (see Exhibit 35.1)

35.27       AEGON USA Realty Advisors, LLC, as Special Servicer of The Gateway Mortgage Loan (see Exhibit 35.17)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       KeyBank National Association, as Special Servicer of the 65 Bay Street Mortgage Loan (see Exhibit 35.16)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 35.1)

35.31       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (see Exhibit 35.2)

35.32       KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 35.16)

35.33       AEGON USA Realty Advisors, LLC, as Special Servicer of the Aon Center Mortgage Loan (see Exhibit 35.17)

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

Date: March 18, 2020

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 18, 2020