Form 10-K
period 2020-12-31
Benchmark 2018-B4 Mortgage Trust
filed 2021-03-16
CIK 1740849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The 181 Fremont Street Mortgage Loan, the 636 11th Avenue Mortgage Loan, the Meridian Corporate Center Mortgage Loan, the Westbrook Corporate Center Mortgage Loan, the Sheraton Music City Mortgage Loan and the JAGR Hotel Portfolio Mortgage Loan, which constituted approximately 6.9%, 4.3%, 3.9%, 3.4%, 3.4% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 181 Fremont Street Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 636 11th Avenue Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Meridian Corporate Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Westbrook Corporate Center Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (e) with respect to the Sheraton Music City Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (f) with respect to the JAGR Hotel Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 181 Fremont Street Mortgage Loan, the 636 11th Avenue Mortgage Loan, the Meridian Corporate Center Mortgage Loan, the Westbrook Corporate Center Mortgage Loan, the Sheraton Music City Mortgage Loan and the JAGR Hotel Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the EOS 21 Mortgage Loan, which constituted approximately 2.6% of the asset pool of the issuing entity as of its cut-off date.  The EOS 21 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the EOS 21 Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2018-B2 Mortgage Trust transaction, Commission File Number 333-206361-13 (the “Benchmark 2018-B2 Transaction”). This loan combination, including the EOS 21 Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan, which constituted approximately 2.7%, 1.6% and 1.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Embassy Suites Glendale Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Atlantic Times Square Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Steelyard Commons Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the JPMDB Commercial Mortgage Securities Trust 2018-C8 transaction, Commission File Number 333-206361-14 (the “JPMDB 2018-C8 Transaction”). These loan combinations, including the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMDB 2018-C8 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Aventura Mall Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the Aon Center Mortgage Loan, The Gateway Mortgage Loan, the Embassy Suites Glendale Mortgage Loan, the EOS 21 Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Marina Heights State Farm Mortgage Loan, the EOS 21 Mortgage Loan, the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan, the Steelyard Commons Mortgage Loan, The Gateway Mortgage Loan, the Aventura Mall Mortgage Loan, the Aon Center Mortgage Loan and the 65 Bay Street Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 65 Bay Street Mortgage Loan, the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the 65 Bay Street Mortgage Loan and Citibank, N.A. as custodian of the 65 Bay Street Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the Embassy Suites Glendale Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the 65 Bay Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of July 1, 2018, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on August 20, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of December 29, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, KeyBank National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Custodian and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

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

4.5           Pooling and Servicing Agreement, dated as of June 1, 2018, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

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

4.7           Trust and Servicing Agreement, dated as of June 29, 2018, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.8           Trust and Servicing Agreement, dated as of June 29, 2018, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

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

4.18         Co-Lender Agreement, dated as of June 8, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-4 Holder, and JPMorgan Chase Bank, National Association, as Initial Note B Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.19         Agreement Between Noteholders, dated as of March 19, 2018, by and between Citi Real Estate Funding Inc., as Initial Note A1-A Holder, Initial Note A1-B Holder, Initial Note A1-C Holder, Initial Note A1-D Holder, Initial Note A1-E Holder and Initial Note A1-F Holder, and Citi Real Estate Funding Inc., as Initial Note A2 Holder, and IGIS US Private Real Estate Investment Trust No. 169, a Korean Company, as Initial Note B Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

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

33.90      KeyBank National Association, as Special Servicer of the 65 Bay Street Mortgage Loan (see Exhibit 33.51)

33.91      Wilmington Trust, National Association, as Trustee of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.92      Citibank, N.A., as Custodian of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.93      Pentalpha Surveillance LLC, as Operating Advisor of the 65 Bay Street Mortgage Loan (see Exhibit 33.55)

33.94      Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 33.1)

33.95      CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (see Exhibit 33.2)

33.96      Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.97      Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 33.5)

33.98      Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 33.6)

33.99      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.7)

33.100    National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.8)

33.101    KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 33.51)

33.102    AEGON USA Realty Advisors, LLC, as Special Servicer of the Aon Center Mortgage Loan (see Exhibit 33.52)

33.103    Wells Fargo Bank, National Association, as Trustee of the Aon Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.104    Wells Fargo Bank, National Association, as Custodian of the Aon Center Mortgage Loan (see Exhibit 33.5)

33.105    Park Bridge Lender Services LLC, as Operating Advisor of the Aon Center Mortgage Loan (see Exhibit 33.6)

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

34.90      KeyBank National Association, as Special Servicer of the 65 Bay Street Mortgage Loan (see Exhibit 34.51)

34.91      Wilmington Trust, National Association, as Trustee of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.92      Citibank, N.A., as Custodian of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.93      Pentalpha Surveillance LLC, as Operating Advisor of the 65 Bay Street Mortgage Loan (see Exhibit 34.55)

34.94      Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan (see Exhibit 34.1)

34.95      CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (see Exhibit 34.2)

34.96      Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.97      Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 34.5)

34.98      Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 34.6)

34.99      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.7)

34.100    National Tax Search, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.8)

34.101    KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 34.51)

34.102    AEGON USA Realty Advisors, LLC, as Special Servicer of the Aon Center Mortgage Loan (see Exhibit 34.52)

34.103    Wells Fargo Bank, National Association, as Trustee of the Aon Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.104    Wells Fargo Bank, National Association, as Custodian of the Aon Center Mortgage Loan (see Exhibit 34.5)

34.105    Park Bridge Lender Services LLC, as Operating Advisor of the Aon Center Mortgage Loan (see Exhibit 34.6)

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

Date: March 15, 2021

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 15, 2021