Form 10-K
period 2025-12-31
Benchmark 2018-B4 Mortgage Trust
filed 2026-03-16
CIK 1740849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The EOS 21 Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan, which constituted approximately 1.6% and 1.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Atlantic Times Square Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Steelyard Commons Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the JPMDB Commercial Mortgage Securities Trust 2018-C8 transaction, Commission File Number 333-206361-14 (the “JPMDB 2018-C8 Transaction”). These loan combinations, including the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMDB 2018-C8 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Gateway Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The Gateway Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Gateway Mortgage Loan, eight other pari passu loans and six subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2018-HOME Mortgage Trust transaction (the “COMM 2018-HOME Transaction”). This loan combination, including The Gateway Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2018-HOME Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 65 Bay Street Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The 65 Bay Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 65 Bay Street Mortgage Loan, three other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2018-C5 transaction, Commission File Number 333-207132-18 (the “CGCMT 2018-C5 Transaction”). This loan combination, including the 65 Bay Street Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2018-C5 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Aventura Mall Mortgage Loan, which constituted approximately 9.9% of the asset pool of the issuing entity as of its cut-off date.  The Aventura Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Aventura Mall Mortgage Loan, twenty-two other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Aventura Mall Trust 2018-AVM transaction (the “Aventura Mall Trust 2018-AVM Transaction”). This loan combination, including the Aventura Mall Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Aon Center Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The Aon Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Aon Center Mortgage Loan, three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2018-AON transaction (the “JPMCC 2018-AON Transaction”). This loan combination, including the Aon Center Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2018-AON Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Aventura Mall Mortgage Loan, The Gateway Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Aventura Mall Mortgage Loan, The Gateway Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Aventura Mall Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the Aon Center Mortgage Loan, The Gateway Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

CWCapital Asset Management LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Aventura Mall Mortgage Loan. As a result, CWCapital Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by CWCapital Asset Management LLC in the capacities described above are listed in the Exhibit Index.

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

KeyBank National Association is the primary servicer of the Marina Heights State Farm Mortgage Loan and the Aon Center Mortgage Loan and the special servicer of the 65 Bay Street Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Situs Holdings, LLC is the special servicer of the Marina Heights State Farm Mortgage Loan, The Gateway Mortgage Loan and the Aon Center Mortgage Loan.  As a result, Situs Holdings, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Situs Holdings, LLC in the capacities described above are listed in the Exhibit Index

Pentalpha Surveillance LLC is the operating advisor of the Marina Heights State Farm Mortgage Loan, the 65 Bay Street Mortgage Loan, the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the Marina Heights State Farm Mortgage Loan and the Aon Center Mortgage Loan.  Pursuant to the trust and servicing agreement for the GSMS 2017-FARM Transaction and the trust and servicing agreement for the JPMCC 2018-AON Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Marina Heights State Farm Mortgage Loan and the Aon Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the Atlantic Times Square Mortgage Loan, the Steelyard Commons Mortgage Loan, The Gateway Mortgage Loan and the Aventura Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Marina Heights State Farm Mortgage Loan, the Atlantic Times Square Mortgage Loan, the Steelyard Commons Mortgage Loan, The Gateway Mortgage Loan, the Aventura Mall Mortgage Loan, the Aon Center Mortgage Loan and the 65 Bay Street Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer.

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

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Atlantic Times Square Mortgage Loan and the Steelyard Commons Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the JPMDB 2018-C8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMDB 2018-C8 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMDB 2018-C8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Gateway Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2018-HOME Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2018-HOME Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2018-HOME Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 65 Bay Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2018-C5 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2018-C5 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2018-C5 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Aventura Mall Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the Aventura Mall Trust 2018-AVM Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Aventura Mall Trust 2018-AVM Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Aon Center Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2018-AON Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the JPMCC 2018-AON Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2018-AON Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.3           Pooling and Servicing Agreement, dated as of June 1, 2018, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

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

4.6           Trust and Servicing Agreement, dated as of June 29, 2018, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

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

4.8           Co-Lender Agreement, dated as of May 7, 2018, between, Deutsche Bank AG, New York Branch, as Note A-1 Holder, Wells Fargo Bank, National Association, as Note A-2 Holder, Wells Fargo Bank, National Association, as Note A-3 Holder, Deutsche Bank AG, New York Branch, as Note A-4 Holder, Deutsche Bank AG, New York Branch, as Note A-5 Holder, Barclays Bank PLC, as Note A-6-1 Holder, and Barclays Bank PLC, as Note A-6-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.9         Co-Lender Agreement, dated as of June 21, 2018, between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, Citi Real Estate Funding, Inc., as Initial Note A-4 Holder, and Citi Real Estate Funding, Inc., as Initial Note A-5 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of June 15, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of July 13, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of July 1, 2018, by and between Citi Real Estate Funding, Inc., as Initial Note A-1 Holder, Citi Real Estate Funding, Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding, Inc., as Initial Note A-3 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of July 13, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of June 7, 2018, by and among JPMorgan Chase Bank, National Association, Deutsche Bank, AG, New York Branch, Wells Fargo Bank, National Association and Morgan Stanley Bank, N.A (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of December 29, 2017 by and among Goldman Sachs Mortgage Company, as Initial Note A-1-S Holder, Initial Note A-1-C1 Holder and Initial Note A-1-C2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-C1 Holder, Initial Note A-2-C2 Holder, Initial Note A-2-C3 Holder, Initial Note A-2-C4 Holder and Initial Note A-2-C5 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.16         Agreement Between Noteholders, dated as of March 23, 2018, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1-A Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-1-B Holder, and Bank of America, N.A., as Initial Note A-2-A Holder, and Bank of America, N.A., as Initial Note A-2-B Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1-A Holder, and Deutsche Bank AG, New York Branch, as Initial Note B-1-B Holder, and Bank of America, N.A., as Initial Note B-2-A Holder, and Bank of America, N.A., as Initial Note B-2-B Holder, and Deutsche Bank AG, New York Branch, as Initial Note C-1 Holder, and Bank of America, N.A., as Initial Note C-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of June 8, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-4 Holder, and JPMorgan Chase Bank, National Association, as Initial Note B Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.18         Agreement Between Noteholders, dated as of March 19, 2018, by and between Citi Real Estate Funding Inc., as Initial Note A1-A Holder, Initial Note A1-B Holder, Initial Note A1-C Holder, Initial Note A1-D Holder, Initial Note A1-E Holder and Initial Note A1-F Holder, and Citi Real Estate Funding Inc., as Initial Note A2 Holder, and IGIS US Private Real Estate Investment Trust No. 169, a Korean Company, as Initial Note B Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of May 22, 2018, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of June 15, 2018, by and between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on July 13, 2018 under Commission File No. 333-206705-14 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2          Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         CWCapital Asset Management LLC, as Special Servicer

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Park Bridge Lender Services LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.12       Trimont LLC, as Primary Servicer of the 181 Fremont Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.13       CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (see Exhibit 33.6)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (see Exhibit 33.7)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 33.8)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the 636 11th Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.20       Trimont LLC, as Primary Servicer of the 636 11th Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.21       CWCapital Asset Management LLC, as Special Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 33.3)

33.22       Wilmington Trust, National Association, as Trustee of the 636 11th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the 636 11th Avenue Mortgage Loan (see Exhibit 33.6)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the 636 11th Avenue Mortgage Loan (see Exhibit 33.7)

33.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the 636 11th Avenue Mortgage Loan (see Exhibit 33.8)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Corporate Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.28       Trimont LLC, as Primary Servicer of the Meridian Corporate Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.29       CWCapital Asset Management LLC, as Special Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.3)

33.30       Wilmington Trust, National Association, as Trustee of the Meridian Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.6)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.7)

33.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Meridian Corporate Center Mortgage Loan (see Exhibit 33.8)

33.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Music City Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.36       Trimont LLC, as Primary Servicer of the Sheraton Music City Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.37       CWCapital Asset Management LLC, as Special Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 33.3)

33.38       Wilmington Trust, National Association, as Trustee of the Sheraton Music City Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the Sheraton Music City Mortgage Loan (see Exhibit 33.6)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Music City Mortgage Loan (see Exhibit 33.7)

33.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the Sheraton Music City Mortgage Loan (see Exhibit 33.8)

33.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Westbrook Corporate Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.44       Trimont LLC, as Primary Servicer of the Westbrook Corporate Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.45       CWCapital Asset Management LLC, as Special Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.3)

33.46       Wilmington Trust, National Association, as Trustee of the Westbrook Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.6)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.7)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westbrook Corporate Center Mortgage Loan (see Exhibit 33.8)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Hotel Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.52       Trimont LLC, as Primary Servicer of the JAGR Hotel Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.53       CWCapital Asset Management LLC, as Special Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.3)

33.54       Wilmington Trust, National Association, as Trustee of the JAGR Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.59       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

33.60       Situs Holdings, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan

33.61       Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.6)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the Atlantic Times Square Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.66       Trimont LLC, as Primary Servicer of the Atlantic Times Square Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.67       LNR Partners, LLC, as Special Servicer of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wilmington Trust, National Association, as Trustee of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Wells Fargo Bank, National Association, as Custodian of the Atlantic Times Square Mortgage Loan (see Exhibit 33.6)

33.70       Pentalpha Surveillance LLC, as Operating Advisor of the Atlantic Times Square Mortgage Loan (see Exhibit 33.63)

33.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the Atlantic Times Square Mortgage Loan (see Exhibit 33.8)

33.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.73       Wells Fargo Bank, National Association, as Primary Servicer of the Steelyard Commons Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.74       Trimont LLC, as Primary Servicer of the Steelyard Commons Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.75       LNR Partners, LLC, as Special Servicer of the Steelyard Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Wilmington Trust, National Association, as Trustee of the Steelyard Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Custodian of the Steelyard Commons Mortgage Loan (see Exhibit 33.6)

33.78       Pentalpha Surveillance LLC, as Operating Advisor of the Steelyard Commons Mortgage Loan (see Exhibit 33.63)

33.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the Steelyard Commons Mortgage Loan (see Exhibit 33.8)

33.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.81       Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.82       Trimont LLC, as Primary Servicer of The Gateway Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.83       Situs Holdings, LLC, as Special Servicer of The Gateway Mortgage Loan (see Exhibit 33.60)

33.84       Wilmington Trust, National Association, as Trustee of The Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Wells Fargo Bank, National Association, as Custodian of The Gateway Mortgage Loan (see Exhibit 33.6)

33.86       Park Bridge Lender Services LLC, as Operating Advisor of The Gateway Mortgage Loan (see Exhibit 33.7)

33.87       CoreLogic Solutions, LLC, as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 33.8)

33.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.90       KeyBank National Association, as Special Servicer of the 65 Bay Street Mortgage Loan (see Exhibit 33.59)

33.91       Wilmington Trust, National Association, as Trustee of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Citibank, N.A., as Custodian of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Pentalpha Surveillance LLC, as Operating Advisor of the 65 Bay Street Mortgage Loan (see Exhibit 33.63)

33.94       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.95       Trimont LLC, as Primary Servicer of the Aventura Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.96       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (see Exhibit 33.3)

33.97       Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.98     Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 33.6)

33.99     Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 33.7)

33.100    CoreLogic Solutions, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 33.8)

33.101    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.102     KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 33.59)

33.103    Situs Holdings, LLC, as Special Servicer of the Aon Center Mortgage Loan (see Exhibit 33.60)

33.104     Wells Fargo Bank, National Association, as Trustee of the Aon Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.105     Wells Fargo Bank, National Association, as Custodian of the Aon Center Mortgage Loan (see Exhibit 33.6)

33.106     Park Bridge Lender Services LLC, as Operating Advisor of the Aon Center Mortgage Loan (see Exhibit 33.7)

33.107     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2          Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         CWCapital Asset Management LLC, as Special Servicer

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Park Bridge Lender Services LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.12       Trimont LLC, as Primary Servicer of the 181 Fremont Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.13       CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (see Exhibit 34.6)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (see Exhibit 34.7)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 34.8)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the 636 11th Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.20       Trimont LLC, as Primary Servicer of the 636 11th Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.21       CWCapital Asset Management LLC, as Special Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 34.3)

34.22       Wilmington Trust, National Association, as Trustee of the 636 11th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the 636 11th Avenue Mortgage Loan (see Exhibit 34.6)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the 636 11th Avenue Mortgage Loan (see Exhibit 34.7)

34.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the 636 11th Avenue Mortgage Loan (see Exhibit 34.8)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Corporate Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.28       Trimont LLC, as Primary Servicer of the Meridian Corporate Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.29       CWCapital Asset Management LLC, as Special Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.3)

34.30       Wilmington Trust, National Association, as Trustee of the Meridian Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.6)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.7)

34.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Meridian Corporate Center Mortgage Loan (see Exhibit 34.8)

34.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Music City Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.36       Trimont LLC, as Primary Servicer of the Sheraton Music City Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.37       CWCapital Asset Management LLC, as Special Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 34.3)

34.38       Wilmington Trust, National Association, as Trustee of the Sheraton Music City Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the Sheraton Music City Mortgage Loan (see Exhibit 34.6)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Music City Mortgage Loan (see Exhibit 34.7)

34.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the Sheraton Music City Mortgage Loan (see Exhibit 34.8)

34.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Westbrook Corporate Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.44       Trimont LLC, as Primary Servicer of the Westbrook Corporate Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.45       CWCapital Asset Management LLC, as Special Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.3)

34.46       Wilmington Trust, National Association, as Trustee of the Westbrook Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.6)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.7)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westbrook Corporate Center Mortgage Loan (see Exhibit 34.8)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Hotel Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.52       Trimont LLC, as Primary Servicer of the JAGR Hotel Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.53       CWCapital Asset Management LLC, as Special Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.3)

34.54       Wilmington Trust, National Association, as Trustee of the JAGR Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.59       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

34.60       Situs Holdings, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan

34.61       Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.6)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the Atlantic Times Square Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.66       Trimont LLC, as Primary Servicer of the Atlantic Times Square Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.67       LNR Partners, LLC, as Special Servicer of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wilmington Trust, National Association, as Trustee of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Wells Fargo Bank, National Association, as Custodian of the Atlantic Times Square Mortgage Loan (see Exhibit 34.6)

34.70       Pentalpha Surveillance LLC, as Operating Advisor of the Atlantic Times Square Mortgage Loan (see Exhibit 34.63)

34.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the Atlantic Times Square Mortgage Loan (see Exhibit 34.8)

34.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.73       Wells Fargo Bank, National Association, as Primary Servicer of the Steelyard Commons Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.74       Trimont LLC, as Primary Servicer of the Steelyard Commons Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.75       LNR Partners, LLC, as Special Servicer of the Steelyard Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Wilmington Trust, National Association, as Trustee of the Steelyard Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Custodian of the Steelyard Commons Mortgage Loan (see Exhibit 34.6)

34.78       Pentalpha Surveillance LLC, as Operating Advisor of the Steelyard Commons Mortgage Loan (see Exhibit 34.63)

34.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the Steelyard Commons Mortgage Loan (see Exhibit 34.8)

34.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.81       Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.82       Trimont LLC, as Primary Servicer of The Gateway Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.83       Situs Holdings, LLC, as Special Servicer of The Gateway Mortgage Loan (see Exhibit 34.60)

34.84       Wilmington Trust, National Association, as Trustee of The Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Wells Fargo Bank, National Association, as Custodian of The Gateway Mortgage Loan (see Exhibit 34.6)

34.86       Park Bridge Lender Services LLC, as Operating Advisor of The Gateway Mortgage Loan (see Exhibit 34.7)

34.87       CoreLogic Solutions, LLC, as Servicing Function Participant of The Gateway Mortgage Loan (see Exhibit 34.8)

34.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.90       KeyBank National Association, as Special Servicer of the 65 Bay Street Mortgage Loan (see Exhibit 34.59)

34.91       Wilmington Trust, National Association, as Trustee of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Citibank, N.A., as Custodian of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Pentalpha Surveillance LLC, as Operating Advisor of the 65 Bay Street Mortgage Loan (see Exhibit 34.63)

34.94       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.95       Trimont LLC, as Primary Servicer of the Aventura Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.96       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (see Exhibit 34.3)

34.97       Wilmington Trust, National Association, as Trustee of the Aventura Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.98     Wells Fargo Bank, National Association, as Custodian of the Aventura Mall Mortgage Loan (see Exhibit 34.6)

34.99     Park Bridge Lender Services LLC, as Operating Advisor of the Aventura Mall Mortgage Loan (see Exhibit 34.7)

34.100    CoreLogic Solutions, LLC, as Servicing Function Participant of the Aventura Mall Mortgage Loan (see Exhibit 34.8)

34.101    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.102     KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 34.59)

34.103    Situs Holdings, LLC, as Special Servicer of the Aon Center Mortgage Loan (see Exhibit 34.60)

34.104     Wells Fargo Bank, National Association, as Trustee of the Aon Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.105     Wells Fargo Bank, National Association, as Custodian of the Aon Center Mortgage Loan (see Exhibit 34.6)

34.106     Park Bridge Lender Services LLC, as Operating Advisor of the Aon Center Mortgage Loan (see Exhibit 34.7)

34.107     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2          Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         CWCapital Asset Management LLC, as Special Servicer

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.7          Trimont LLC, as Primary Servicer of the 181 Fremont Street Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.8         CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the 636 11th Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.10       Trimont LLC, as Primary Servicer of the 636 11th Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.11        CWCapital Asset Management LLC, as Special Servicer of the 636 11th Avenue Mortgage Loan (see Exhibit 35.3)

35.12        Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Corporate Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.13       Trimont LLC, as Primary Servicer of the Meridian Corporate Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.14       CWCapital Asset Management LLC, as Special Servicer of the Meridian Corporate Center Mortgage Loan (see Exhibit 35.3)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Music City Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.16       Trimont LLC, as Primary Servicer of the Sheraton Music City Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.17       CWCapital Asset Management LLC, as Special Servicer of the Sheraton Music City Mortgage Loan (see Exhibit 35.3)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Westbrook Corporate Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.19       Trimont LLC, as Primary Servicer of the Westbrook Corporate Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.20       CWCapital Asset Management LLC, as Special Servicer of the Westbrook Corporate Center Mortgage Loan (see Exhibit 35.3)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Hotel Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.22       Trimont LLC, as Primary Servicer of the JAGR Hotel Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.23       CWCapital Asset Management LLC, as Special Servicer of the JAGR Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.24       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

35.25       Situs Holdings, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the Atlantic Times Square Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.27       Trimont LLC, as Primary Servicer of the Atlantic Times Square Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.28       LNR Partners, LLC, as Special Servicer of the Atlantic Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Steelyard Commons Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.30       Trimont LLC, as Primary Servicer of the Steelyard Commons Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.31       LNR Partners, LLC, as Special Servicer of the Steelyard Commons Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of The Gateway Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.33       Trimont LLC, as Primary Servicer of The Gateway Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.34       Situs Holdings, LLC, as Special Servicer of The Gateway Mortgage Loan (see Exhibit 35.25)

35.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 65 Bay Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.36       KeyBank National Association, as Special Servicer of the 65 Bay Street Mortgage Loan (see Exhibit 35.24)

35.37       Wells Fargo Bank, National Association, as Primary Servicer of the Aventura Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.38       Trimont LLC, as Primary Servicer of the Aventura Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.39       CWCapital Asset Management LLC, as Special Servicer of the Aventura Mall Mortgage Loan (see Exhibit 35.3)

35.40       KeyBank National Association, as Primary Servicer of the Aon Center Mortgage Loan (see Exhibit 35.24)

35.41       Situs Holdings, LLC, as Special Servicer of the Aon Center Mortgage Loan (see Exhibit 35.25)

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

Date: March 16, 2026

/s/ Matt Smith

Matt Smith, Director

Date: March 16, 2026